Form 10-K
period 2003-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES NAI-1
filed 2004-01-26
CIK 1142465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           --------------------------

         For the fiscal year ended:                 Commission file number:
             DECEMBER 31, 2003                           333-64767-05

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES NAI-1)
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 13-3891329
             (State or other                          (I. R. S. Employer
             jurisdiction  of                         Identification No.)
             incorporation)

          WORLD FINANCIAL CENTER,                            10080
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

ITEM 14. CONTROL AND PROCEDURES.

         Not Applicable.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         Trustee's report in respect of the June 1, 2003 distribution to holders of the PreferredPlus Trust Series NAI-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 12, 2003.

         Trustee's report in respect of the December 1, 2003 distribution to holders of the PreferredPlus Trust Series NAI-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 3, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                   MERRILL LYNCH DEPOSITOR, INC.

         Date: 1/23/04                              By:    /s/ Barry Finkelstein
                                                    Name:  Barry Finkelstein
                                                    Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer