Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES NAI-1
filed 2006-03-30
CIK 1142465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                              --------------------

      For the fiscal year ended:                Commission file number:
           December 31, 2005                           001-16549


                         MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES NAI-1)
             (Exact name of registrant as specified in its charter)


              DELAWARE                              13-3891329
           (State or other                      (I. R. S. Employer
           jurisdiction of                      Identification No.)
           incorporation)

      WORLD FINANCIAL CENTER,                         10080
         NEW YORK, NEW YORK                         (Zip Code)
        (Address of principal
         executive offices)

                              --------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PreferredPLUS Trust Certificates Series NAI-1, listed on The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                           Yes [ ]             No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                           Yes [ ]             No [X]

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

                           Yes [ ]             No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]             No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by PreferredPLUS Trust Series NAI-1, please refer to The News Corporation Limited's (Commission file number 001-09141) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer and the underlying securities guarantor have filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities guarantor may file in its Exchange Act reports as referenced in Item 1 above.

                 IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THEIR MATURITY DATE OR IF ANY CALL WARRANT HOLDER EXERCISES ITS OPTIONAL CALL RIGHT, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION OR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                 The yield you will realize on your trust certificates depends upon several factors, including:

                 o   the purchase price of the trust certificates,

                 o   when you acquire your trust certificates,

                 o whether the underlying securities issuer exercises its option to redeem the underlying securities,

                 o whether, if certain change of control events occur with respect to News Corporation, the trustee will tender the trust's underlying securities for repurchase and redeem your trust certificates, and

                 o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                 The underlying securities issuer will have the right, if certain conditions are met, to redeem the underlying securities. Because the underlying securities issuer has the right to redeem the underlying securities early, we cannot assure you that the trust will be able to hold the underlying securities until their maturity date.

                 Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates also depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates. Prevailing interest rates at the time of an early redemption or a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an early redemption or exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the redemption price or call exercise price paid to you upon a redemption of the underlying securities or the exercise of a call, you will not be able to realize such excess.

                 YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                 Currently, the trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                 THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                 Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities guarantors or the underlying securities issuer. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                 o   there is a payment default on any underlying securities,

                 o there is another type of default that accelerates the maturity of the underlying securities, or

                 o News Corporation, which is one of the underlying securities guarantors, ceases to file Exchange Act reports.

                 Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                 THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTORS

                 The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities guarantors. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities guarantors' and the underlying securities issuer's unsecured subordinated debt obligations. Neither the underlying indenture nor the underlying securities place a limitation on the amount of indebtedness that may be incurred by the underlying securities guarantors.

                 THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                 In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are general unsecured obligations of the underlying securities issuer, which rank on a parity with all other unsecured senior indebtedness of the underlying securities issuer. However, if the underlying securities issuer subjects any of its property to a lien then the underlying securities, and any other obligations which are then outstanding and subject to a similar covenant, will be secured ratably with the indebtedness or obligation secured by that lien and for the same length of time, subject to certain exceptions.

                 THE UNDERLYING SECURITIES GUARANTORS' OBLIGATIONS UNDER THE GUARANTEE COULD BE FOUND TO BE SUBORDINATE TO THE UNDERLYING SECURITIES GUARANTORS' DIRECT OBLIGATIONS

                 The obligations of the underlying securities guarantors under the underlying guarantee constitute senior indebtedness of each of the underlying securities guarantors and are intended to rank equally with all present and future senior indebtedness of the underlying securities guarantors, including News Corporation. Because the factual bases underlying various obligations of the underlying securities guarantors and the underlying securities issuer differ, it is possible in certain circumstances that a court could hold obligations of an underlying securities guarantor under the underlying guarantee subordinate to direct obligations of such guarantor. The obligations of the underlying securities guarantors will be senior to common and preferred equity of the underlying securities guarantors.

                 Pursuant to the underlying guarantee, the underlying securities guarantors have guaranteed to the underlying securities holders:

                 o the due and punctual payment of the principal of, premium, if any, and interest on the underlying securities (including interest accruing on or after filing of any petition in bankruptcy or reorganization whether or not a claim for post-filing interest is allowed in such proceeding), when and as the same shall become due and payable, whether at maturity, as a result of redemption, upon a Change of Control Triggering Event (as defined in the applicable prospectus supplement), by acceleration or otherwise,

                 o the due and punctual payment of interest on overdue principal of, premium and interest, if any, on the underlying securities,

                 o the due and punctual performance of all other obligations under the underlying indenture to the underlying securities holders or the underlying securities trustee in accordance with the terms of the underlying securities and of the underlying indenture, and

                 o in the case of any extension of time of payment or renewal of any underlying securities or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, at redemption, by acceleration or otherwise, to be paid by the underlying securities guarantors or through the other guarantors as provided in the underlying indenture.

                 The underlying securities guarantors' obligation to make payments under the underlying guarantee may be satisfied by direct payment of the required amounts by the underlying securities guarantors to the holders of the underlying securities or by causing the underlying securities issuer to pay such amounts to such holders. However, the underlying securities trustee cannot demand the payment from the underlying securities guarantors prior to 48 hours after a demand upon the underlying securities issuer.

                 THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                 At the time of issuance, Moody's and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.

                 Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that initial ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

Item 1B.         UNRESOLVED STAFF COMMENTS

                 Not Applicable.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Not Applicable.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 (a)(1)  Financial Statements: Not Applicable.

                 (a)(2)  Financial Statement Schedules: Not Applicable.

                 (a)(3)  List of Exhibits

                 The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                 31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                 99.1. Trustee's Annual Compliance Certificate dated February 21, 2006.

                 99.2. Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated
                         March 24, 2006, Registrant's Assertion on Compliance with PPLUS Minimum Servicing Standards dated
                         March 24, 2006 and PPLUS Minimum Servicing Standards.

                 99.3. Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, and The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                         MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                     By: /s/ Stephan Kuppenheimer
                                            -----------------------------------
                                                Name:  Stephan Kuppenheimer
                                                Title: President.