Form 10-K
period 2006-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES NAI-1
filed 2007-03-26
CIK 1142465

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2006	001-16549
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PREFERREDPLUS TRUST SERIES NAI-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000
Securities registered pursuant to Section 12(b) of the Act:
PreferredPLUS Trust Certificates Series NAI-1, listed on The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not Applicable.
Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None.
PART I
ITEM 1. BUSINESS
For information with respect to the underlying securities held by PreferredPLUS Trust Series NAI-1, please refer to The News Corporation’s (Commission file number 001-32352) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer and the underlying securities guarantor have filed electronically with the SEC.
Although we have no reason to believe the information concerning the guarantee and underlying securities or the underlying securities guarantor and the underlying securities issuer contained in the underlying securities guarantor’s Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents, or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities guarantor and underlying securities issuer (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the underlying securities and guarantee has been made. You should obtain and evaluate the same information concerning the underlying securities issuer and the underlying securities guarantor as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer or the underlying securities guarantor. There can be no assurance that events affecting the underlying securities and guarantee or the underlying securities issuer and underlying securities guarantor have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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
The yield you will realize on your trust certificates depends upon several factors, including:
•	the purchase price of the trust certificates,

•	when you acquire your trust certificates,

•	whether the underlying securities issuer exercises its option to redeem the underlying securities,

•	whether, if certain change of control events occur with respect to News Corporation, the trustee will tender the trust’s underlying securities for repurchase and redeem your trust certificates, and

•	whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.
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
THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES
Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities guarantors or the underlying securities issuer. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:
•	there is a payment default on any underlying securities,

•	there is another type of default that accelerates the maturity of the underlying securities, or

•	News Corporation, which is one of the underlying securities guarantors, ceases to file Exchange Act reports.
Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee’s sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.
THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTORS
The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities guarantors. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities guarantors’ and the underlying securities issuer’s unsecured subordinated debt obligations. Neither the underlying indenture nor the underlying securities place a limitation on the amount of indebtedness that may be incurred by the underlying securities guarantors.

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

THE UNDERLYING SECURITIES GUARANTORS’ OBLIGATIONS UNDER THE GUARANTEE COULD BE FOUND TO BE SUBORDINATE TO THE UNDERLYING SECURITIES GUARANTORS’ DIRECT OBLIGATIONS
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
Pursuant to the underlying guarantee, the underlying securities guarantors have guaranteed to the underlying securities holders:
•	the due and punctual payment of the principal of, premium, if any, and interest on the underlying securities (including interest accruing on or after filing of any petition in bankruptcy or reorganization whether or not a claim for post-filing interest is allowed in such proceeding), when and as the same shall become due and payable, whether at maturity, as a result of redemption, upon a Change of Control Triggering Event (as defined in the applicable prospectus supplement), by acceleration or otherwise,

•	the due and punctual payment of interest on overdue principal of, premium and interest, if any, on the underlying securities,

•	the due and punctual performance of all other obligations under the underlying indenture to the underlying securities holders or the underlying securities trustee in accordance with the terms of the underlying securities and of the underlying indenture, and

•	in the case of any extension of time of payment or renewal of any underlying securities or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, at stated maturity, at redemption, by acceleration or otherwise, to be paid by the underlying securities guarantors or through the other guarantors as provided in the underlying indenture.
The underlying securities guarantors’ obligation to make payments under the underlying guarantee may be satisfied by direct payment of the required amounts by the underlying securities guarantors to the holders of the underlying securities or by causing the underlying securities issuer to pay such amounts to such holders. However, the underlying securities trustee cannot demand the payment from the underlying securities guarantors prior to 48 hours after a demand upon the underlying securities issuer.
THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE
At the time of issuance, Moody’s and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.
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
     None.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Trust Certificates issued by PreferredPLUS Trust Series NAI-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.
ITEM 6. SELECTED FINANCIAL DATA
     Not Applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1	Certification of Vice President of Registrant dated March 26, 2007, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

99.1.	Trustee’s Annual Compliance Certificate dated March 22, 2007.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 26, 2007, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 26, 2007 and PPLUS Minimum Servicing Standards.

99.3.	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 1, 2007, and The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 1, 2007 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 26, 2007	By:	/s/ Jason Liddell
		Name:	Jason Liddell
		Title:	Vice President.